Form 10-K/A
period 2000-12-31
UBIQUITEL OPERATING CO; UBIQUITEL INC
filed 2001-07-16
CIK 1116907, 1108487

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------


                                  FORM 10-K/A


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

DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                            PART I

Item 1.                 Business....................................................      4
Item 2.                 Properties..................................................     43
Item 3.                 Legal Proceedings...........................................     43
Item 4.                 Submission of Matters to a Vote of Security Holders.........     43

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     43
Item 6.                 Selected Historical Consolidated Financial and Operating
                        Data........................................................     45
Item 7.                 Management's Discussion and Analysis of Financial Condition      47
                          and Results of Operations.................................
Item 7A.                Qualitative and Quantitative Disclosure About Market Risk...     53
Item 8.                 Financial Statements and Supplementary Data.................     54
Item 9.                 Changes in and Disagreements With Accountants on Accounting      54
                          and Financial Disclosure..................................

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     55
Item 11.                Executive Compensation......................................     58
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     67
Item 13.                Certain Relationships and Related Transactions..............     68

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K....................................................     74
Signatures..........................................................................     78
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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW


    UbiquiTel, through UbiquiTel Operating Company, is the exclusive provider of Sprint PCS digital wireless personal communications services to four midsize and smaller markets in the western and midwestern United States. Through our management agreement with Sprint PCS, UbiquiTel has the exclusive right to provide 100% digital, 100% PCS products and services under the Sprint and Sprint PCS brand names in our markets which include a total population of approximately
7.7 million residents. As of December 31, 2000, UbiquiTel had approximately 16,600 customers. UbiquiTel is among 16 companies, which UbiquiTel believes are unrelated to each other and to Sprint PCS, that have entered into affiliation agreements with Sprint PCS to provide Sprint PCS products and services throughout the United States. Sprint PCS, together with its affiliates including UbiquiTel, operates the largest all-digital, all-PCS nationwide wireless network in the United States based on covered population, already covering more than 223 million residents in more than 4,000 cities and communities. Sprint PCS has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. However, Sprint PCS does not currently offer PCS services in every state in the United States.


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

OUR MARKETS


    Our network will cover portions of California, Nevada, Washington, Idaho, Montana, Wyoming, Utah, Oregon, Arizona, Indiana, Kentucky, Illinois and Tennessee for a combined population of approximately 7.7 million residents. As of December 31, 2000, we had approximately 16,600 customers. These markets are attractive for the following reasons:


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


                                                                                      PERIOD FROM
                                                                                     SEPTEMBER 29,
                                                                                   1999 (INCEPTION)
                                                                  YEAR ENDED        TO DECEMBER 31,
                                                              DECEMBER 31, 2000          1999
                                                              ------------------   -----------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues..............................................       $  9,283             $    --
Costs and expenses:
  Cost of service and operations and products...............         10,919                  --
  Selling and marketing.....................................          4,166                  --
  General and administrative expenses including non-cash
    compensation charges....................................          7,960               1,949
  Depreciation and amortization.............................          3,134                  --
                                                                   --------             -------
Total costs and expenses....................................         26,179               1,949
Operating loss..............................................        (16,896)             (1,949)
                                                                   ========             =======
Net loss....................................................       $(46,638)            $(1,987)
                                                                   ========             =======
  Pro forma basic and diluted net loss per share of common
    stock(1)................................................       $  (0.84)            $ (0.04)
                                                                   ========             =======
BALANCE SHEET DATA:
  Cash and cash equivalents.................................       $147,706             $23,959
  Restricted cash...........................................        105,000                  --
  Property and equipment and construction in progress.......        119,872               4,086
  Total assets..............................................        406,095              30,191
  Long-term debt............................................        258,363               5,812
  Total liabilities.........................................        282,348              11,955
  Total stockholders' equity................................        123,177              15,478


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


                                                                                         THREE MONTHS
                                                        YEAR ENDED DECEMBER 31,         ENDED MARCH 31,
                                                     ------------------------------   -------------------
                                                       1997       1998       1999       1999       2000
                                                     --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)               (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Net revenues.......................................  $ 1,246     $3,280     $5,625     $1,136     $1,574
Expenses:
  Cost of service and equipment....................    2,903      3,970      5,046        747        779
  Selling, general and administrative expense......    8,168      4,470      5,419        997      1,214
  Depreciation.....................................    2,968      3,112      3,471        828        931
                                                     -------     ------     ------     ------     ------
Expenses in excess of net revenues.................  $12,793     $8,272     $8,311     $1,436     $1,350
                                                     =======     ======     ======     ======     ======


                                                          AS OF DECEMBER 31,
                                                          -------------------
                                                            1998       1999     AS OF MARCH 31, 2000
                                                          --------   --------   --------------------
                                                            (IN THOUSANDS)          (UNAUDITED)
BALANCE SHEET DATA:
  Total assets purchased................................  $19,551    $19,784           $19,025

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


    These and other applicable risks are described under the caption "Risk Factors" in UbiquiTel's Registration Statement on Form S-1 (Registration
No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000, as well as in its definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the proposed acquisition of VIA Wireless and for use by UbiquiTel to solicit, among other things, shareholder approval of the issuance of the shares of common stock to be issued in the proposed acquisition at its 2001 annual shareholders' meeting.


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


    Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. From our inception on September 29, 1999 through December 31, 2000, we have incurred losses of approximately $48.6 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we develop and construct our PCS network and build our customer base. Through December 31, 2000, we incurred approximately $121.9 million of capital expenditures, inclusive of approximately $18.4 million worth of network equipment acquired as part of Spokane market purchase.


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

NET LOSS


    For the year ended December 31, 2000, our net loss was approximately
$46.6 million, which included $14.6 million in payment and stock dividend accretion upon conversion of preferred stock to common stock and a $4.2 million extraordinary expense in connection with early extinguishments of debt.


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


    Completion of our PCS network will require substantial capital, which we expect could total approximately $172 million in 2001 to 2003. Our build-out plan includes the installation of three switches and over 500 radio communications sites by the end of 2001. In addition, we will develop approximately 25 company-owned Sprint PCS stores and associated administrative systems within the same time period. As of December 31, 2000, we have completed the construction of six retail stores. We also had 137 radio communications sites generating revenues as of December 31, 2000.


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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.


    We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are currently subject to interest rate risk on our existing credit facility. Our fixed rate debt will consist primarily of accreted balance of our senior subordinated discount notes. Our variable rate debt will consist of borrowings made under our senior credit facility.



    Our primary market risk exposure will relate to:



    - the interest rate risk on long-term and short-term borrowings;



    - our ability to refinance our senior subordinated discount notes at maturity at market rates; and



    - the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.



We may decide, from time to time, to manage the interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt and interest rate swaps, but are not obligated to do so.


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

    UbiquiTel's selected quarterly financial results of operations (unaudited) for each full quarter for fiscal year 2000 and the period from inception (September 29, 1999) to December 31, 1999 are as follows:


                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                   ---------   --------   -------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Total revenues.................................  $     69    $  2,232      $ 3,251        $  3,731
  Operating loss.................................      (957)     (2,771)      (4,722)         (8,527)
  Net loss.......................................   (16,096)    (11,316)      (7,586)        (11,640)
  Basic and diluted earnings per share...........  $  (0.32)   $  (0.22)     $ (0.12)       $  (0.19)

1999
  Total revenues.................................  $     --    $     --      $    --        $     --
  Operating loss.................................        --          --           --          (1,949)
  Net loss.......................................        --          --           --          (1,987)
  Basic and diluted earnings per share...........  $     --    $     --      $    --        $   0.04


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

SPOKANE DISTRICT--FINANCIAL STATEMENTS
Report of Independent Auditors..............................      F-26
Statements of Assets to be Sold as of March 31, 2000
  (unaudited) and December 31, 1999 and 1998................      F-27
Statements of Revenues and Expenses for the three months
  ended March 31, 2000 and 1999 (unaudited) and for the
  years ended December 31, 1999, 1998 and 1997..............      F-28
Notes to Statements of Assets to be Sold and Statements of
  Revenues and Expenses.....................................      F-29


    2. FINANCIAL STATEMENT SCHEDULES.

    Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

    3. EXHIBITS.

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.


       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         *2.1           Merger Agreement, dated as of February 22, 2001, by and
                        among UbiquiTel Inc., UbiquiTel Operating Company, the
                        Merger Subsidiaries of UbiquiTel Inc., VIA Wireless, LLC,
                        the Stockholders and the Controlling Evans Stockholders.
        **3.1           Amended and Restated Certificate of Incorporation of
                        UbiquiTel Inc. (3.1)
        **3.2           Amended and Restated Bylaws of UbiquiTel Inc. (3.2)
        **4.1           Warrant Agreement dated as of April 11, 2000 between
                        UbiquiTel Inc. and American Stock Transfer & Trust Company.
                        (10.21)
        **4.2           Warrant Registration Rights Agreement made as of April 11,
                        2000 by and among UbiquiTel Inc. and Donaldson, Lufkin &
                        Jenrette Securities Corporation, Paribas Corporation and PNC
                        Capital Markets, Inc. (10.23)
       ***4.3           First Amendment, dated as of June 12, 2000, to Warrant
                        Agreement dated as of April 11, 2000 between UbiquiTel Inc.
                        and American Stock Transfer & Trust Company. (4.3)
       ***4.4           Warrant Agreement dated as of June 12, 2000 by and between
                        UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities
                        Corporation. (4.4)
       ***4.5           Registration Rights Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette
                        Securities Corporation. (4.5)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
      +**10.1           Sprint PCS Management Agreement, as amended, dated as of
                        October 15, 1998 by and between Sprint Spectrum, LP,
                        WirelessCo, LP and UbiquiTel, LLC. (10.1)
      +**10.2           Sprint PCS Services Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC.
                        (10.2)
       **10.3           Sprint Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Communications
                        Company, LP and UbiquiTel, LLC. (10.3)
       **10.4           Sprint Spectrum Trademark and Service Mark License Agreement
                        dated as of October 15, 1998 by and between Sprint Spectrum,
                        LP and UbiquiTel, LLC. (10.4)
      +**10.5           Asset Purchase Agreement dated as of December 28, 1999, as amended, by and between Sprint Spectrum, LP, Sprint Spectrum
                        Equipment Company, LP, Sprint Spectrum Realty Company, LP,
                        Cox Communications PCS, LP, Cox PCS Leasing Co., LP, Cox PCS
                        Assets, LLC and UbiquiTel Holdings, Inc. (10.5)
       **10.6           Amended and Restated Registration Rights Agreement made as of February 16, 2000 by and among UbiquiTel Holdings, Inc.
                        and the shareholder signatories thereto. (10.7)
       **10.7           Shareholders' Agreement dated as of February 16, 2000 by and among UbiquiTel Holdings, Inc., DLJ Merchant Banking
                        Partners II, L.P. and the several shareholders named
                        therein. (10.8)
       **10.8           Stockholders' Voting Agreement dated November 23, 1999 by
                        and among UbiquiTel Holdings, Inc. and the shareholder
                        signatories thereto. (10.9)
       **10.9           Amended and Restated Consent and Agreement dated as of April
                        5, 2000 by and between Sprint Spectrum, LP, Sprint
                        Communications Company, LP, WirelessCo, LP, Cox
                        Communications PCS, LP, Cox PCS License, LLC and Paribas.
                        (10.11)
       **10.10          Warrant Agreement dated as of December 28, 1999 by and
                        between UbiquiTel Holdings, Inc. and Paribas North America,
                        Inc. (10.12)
       **10.11          Series A Preferred Stock Purchase Agreement dated as of
                        November 23, 1999 by and between UbiquiTel Holdings, Inc.,
                        The Walter Group, Donald A. Harris, Paul F. Judge, James
                        Parsons, U.S. Bancorp and the individuals listed on Exhibit
                        A thereto. (10.13)
       **10.12          Purchase Agreement dated as of December 28, 1999 among
                        UbiquiTel, L.L.C., UbiquiTel Holdings, Inc. and BET
                        Associates, L.P. relating to $8,000,000 principal amount of
                        UbiquiTel, L.L.C. 12% Senior Subordinated Notes due 2007 and
                        Warrants to Purchase 9.75% of the Shares of Common Stock of
                        UbiquiTel Holding Co. (10.14)
       **10.13          Preferred Stock Purchase Agreement dated February 16, 2000 between UbiquiTel Holdings, Inc. and DLJ Merchant Banking
                        Partners II, L.P. (10.15)
       **10.14          Form of 2000 Equity Incentive Plan. (10.16)
       **10.15          Employment Agreement dated as of November 29, 1999 by and
                        between UbiquiTel Holdings, Inc. and Donald A. Harris.
                        (10.17)
       **10.16          Credit Agreement dated as of March 31, 2000 by and between
                        UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and Paribas, as agent, for a $250,000,000 credit facility. (10.18)
       **10.17          Purchase Agreement dated April 4, 2000 between UbiquiTel
                        Inc., UbiquiTel Operating Company and Donaldson, Lufkin &
                        Jenrette Securities Corporation, Paribas Corporation and PNC
                        Capital Markets, Inc. (10.19)
       **10.18          Indenture dated as of April 11, 2000 between UbiquiTel
                        Operating Company, UbiquiTel Inc. and American Stock
                        Transfer & Trust Company. (10.20)
       **10.19          Registration Rights Agreement made as of April 11, 2000 by and among UbiquiTel Operating Company, UbiquiTel Inc. and
                        Donaldson, Lufkin & Jenrette Securities Corporation, Paribas
                        Corporation and PNC Capital Markets, Inc. (10.22)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       **10.20          Founders Stock Agreement dated as of November 1, 1999 by and among UbiquiTel Holdings, Inc. and James Parsons, Donald A.
                        Harris, Paul F. Judge, The Walter Group, Inc. and US
                        Bancorp. (10.24)
       **10.21          Agreement between LCC International, Inc. and UbiquiTel
                        Holdings, Inc., as amended, dated as of September 24, 1999.
                        (10.25)
       **10.22          Agreement between Lucent Technologies, Inc. and UbiquiTel
                        Holdings, Inc., dated as of December 21, 1999. (10.26)
       **10.23          Master Site Agreement between SpectraSite Communications,
                        Inc. and UbiquiTel Leasing Company, dated as of May 11,
                        2000. (10.27)
       **10.24          Master Design and Build Agreement between SpectraSite
                        Communications, Inc. and UbiquiTel Leasing Company, dated as of May 23, 2000. (10.30)
       **10.25          Note Guarantee of UbiquiTel Inc. (10.28)
       **10.26          Guarantee of UbiquiTel Inc. (10.29)
        *10.27          Revolving Credit and Term Loan Agreement, dated as of
                        February 22, 2001, by and between UbiquiTel Operating
                        Company and VIA Wireless, LLC.
        *10.28          Subordination Agreement, dated as of February 22, 2001,
                        among UbiquiTel Operating Company, VIA Wireless, LLC, and
                        the Members of VIA Wireless, LLC named therein.
        *10.29          Revolving Credit Note for $25,000,000, dated as of February
                        22, 2001, between UbiquiTel Operating Company, as lender,
                        and VIA Wireless, LLC, as borrower.
        *10.30          Membership Interest Purchase Warrant and Repurchase
                        Agreement, dated as February 22, 2001, by and between VIA
                        Wireless, LLC and UbiquiTel Operating Company.
        *10.31          Management Agreement, dated as of February 22, 2001, by and between UbiquiTel Operating Company and VIA Wireless, LLC.
        *10.32          Voting Agreement, dated as of February 22, 2001, among VIA
                        Wireless, LLC and the Stockholders of UbiquiTel Inc. named therein.
        *10.33          Voting Agreement, dated as of February 22, 2001, among VIA
                        Wireless, LLC, James A. Parsons and Ann Marie Parsons.
        *10.34          Form of Escrow Agreement by and among UbiquiTel Inc.,
                        UbiquiTel Operating Company, First Union National Bank as
                        Escrow Agent and the Indemnitor Parties named therein.
        *10.35          Second Amendment and Consent to Credit Agreement, dated as of March 1, 2001, among UbiquiTel Operating Company, the
                        financial institutions party thereto from time to time, BNP
                        Paribas as agent, General Electric Capital Corporation and
                        Fortis Capital Corp.
        *10.36          Addendum VI, dated February 22, 2001, to Sprint PCS
                        Management Agreement by and between Sprint Spectrum, LP,
                        Wireless Co., LP, and UbiquiTel Operating Company.
        *10.37          Indemnification Agreement, dated as of February 22, 2001, by and among UbiquiTel Inc., UbiquiTel Operating Company, the
                        Merger Subsidiaries of UbiquiTel Inc. named therein, J.H.
                        Evans Inc., and the Stockholders of J.H. Evans named
                        therein.
        *10.38          Consulting Agreement, dated as of February 22, 2001, between
                        UbiquiTel Inc. and Instant Phone, LLC.
        *10.39          Purchase and Sale Agreement, dated as of February 22, 2001, between UbiquiTel Inc. and Voicestream PCS BTA I License
                        Corporation.
        *21.1           Subsidiaries of UbiquiTel Inc.
        *24.1           Powers of Attorney (included on signature pages).


------------------------


*   Previously filed.



** Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (No. 333-32236).

*** Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (No. 333-39956).


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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 13th day of July, 2001.


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


                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ DONALD A. HARRIS                   Chairman of the Board, President
     -------------------------------------------         and Chief Executive Officer     July 13, 2001
                  Donald A. Harris                       (Principal Executive Officer)

                                                       Interim Chief Financial Officer
                   /s/ PETER LUCAS                       and Director (Principal
     -------------------------------------------         Financial Officer and           July 13, 2001
                     Peter Lucas                         Accounting Officer)

              /s/ ROBERT A. BERLACHER*
     -------------------------------------------       Director                          July 13, 2001
                 Robert A. Berlacher

                 /s/ JAMES E. BLAKE*
     -------------------------------------------       Director                          July 13, 2001
                   James E. Blake

                 /s/ BRUCE E. TOLL*
     -------------------------------------------       Director                          July 13, 2001
                    Bruce E. Toll

                  /s/ EVE M. TRKLA*
     -------------------------------------------       Director                          July 13, 2001
                    Eve M. Trkla

                /s/ JOSEPH N. WALTER*
     -------------------------------------------       Director                          July 13, 2001
                  Joseph N. Walter



*By:                  /s/ DONALD A. HARRIS
             --------------------------------------
                        Donald A. Harris
                        ATTORNEY-IN-FACT

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Operating Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 13th day of July, 2001.


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


                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ DONALD A. HARRIS                   Sole Director, President and
     -------------------------------------------         Chief Executive Officer         July 13, 2001
                  Donald A. Harris                       (Principal Executive Officer)

                   /s/ PETER LUCAS                     Interim Chief Financial Officer
     -------------------------------------------         (Principal Financial Officer    July 13, 2001
                     Peter Lucas                         and Accounting Officer)

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

SPOKANE DISTRICT--FINANCIAL STATEMENTS
Report of Independent Auditors..............................    F-26
Statements of Assets to be Sold as of March 31, 2000
  (unaudited) and December 31, 1999 and 1998................    F-27
Statements of Revenues and Expenses for the three months
  ended March 31, 2000 and 1999 (unaudited) and for the
  years ended December 31, 1999, 1998 and 1997..............    F-28
Notes to Statements of Assets to be Sold and Statements of
  Revenues and Expenses.....................................    F-29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UbiquiTel Inc.:


    We have audited the accompanying consolidated balance sheets, as restated--See Note 18, of UbiquiTel Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows, as restated--See
Note 18, for the year ended December 31, 2000 and the period from inception (September 29, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


    As explained in Note 18 to the financial statements, the Company revised its consolidated financial statements for the year ended December 31, 2000 to increase the preferred stock dividend plus accretion by $4,220,246 to correct an accounting error.


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

                                          ARTHUR ANDERSEN LLP


Stamford, Connecticut
February 22, 2001 (except with respect
to the matter discussed in Note 18
as to which date is July 10, 2001)

                        UBIQUITEL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 31,
                                                                   2000
                                                              (AS RESTATED--   DECEMBER 31,
                                                               SEE NOTE 18)        1999
                                                              --------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $147,705,968    $23,959,190
  Accounts receivable, net of allowance for doubtful
    accounts of $88,567 at December 31, 2000................      1,297,285             --
  Inventory.................................................        828,625             --
  Prepaid expenses and other assets.........................      2,350,036         35,636
                                                               ------------    -----------
    Total current assets....................................    152,181,914     23,994,826
PROPERTY AND EQUIPMENT, NET.................................     47,651,162             --
CONSTRUCTION IN PROGRESS....................................     72,220,446      4,085,942
RESTRICTED CASH.............................................    105,000,000             --
DEFERRED FINANCING COSTS, NET...............................     12,244,064      2,110,642
INTANGIBLE ASSETS, NET......................................     15,894,421             --
OTHER ASSETS................................................        902,928             --
                                                               ------------    -----------
      Total assets..........................................   $406,094,935    $30,191,410
                                                               ============    ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 20,050,127    $ 4,260,635
  Accrued expenses..........................................      3,639,689        200,000
  Due to shareholders.......................................             --      1,663,441
  Accrued interest..........................................        211,818         10,521
  Other.....................................................         83,225          9,030
                                                               ------------    -----------
    Total current liabilities...............................     23,984,859      6,143,627
                                                               ------------    -----------
LONG-TERM DEBT..............................................    258,232,999      5,811,869
CAPITAL LEASE OBLIGATIONS, NON CURRENT......................        130,314             --
                                                               ------------    -----------
    Total long-term liabilities.............................    258,363,313      5,811,869
                                                               ------------    -----------
      Total liabilities.....................................    282,348,172     11,955,496
                                                               ------------    -----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS.........................................        570,023      2,758,154
                                                               ------------    -----------
STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, par value $0.001 per share; 90,000,000 shares authorized at December 31,
    1999, eliminated in June, 2000; 17,008,500 issued and
    outstanding at December 31, 1999........................             --         17,009
  Series B convertible preferred stock, par value $0.001 per share; 35,000,000 shares authorized at December 31,
    1999, eliminated in June, 2000; 0 shares issued and
    outstanding at December 31, 1999........................             --             --
  Preferred stock, par value $0.001 per share; 10,000,000
    shares authorized; 0 shares issued and outstanding at
    December 31, 2000 and December 31, 1999.................             --             --
  Voting common stock, par value $0.0005 per share;
    100,000,000 shares authorized; 63,543,604 and 6,834,000
    shares issued and outstanding at December 31, 2000 and
    December 31, 1999, respectively.........................         31,772          3,417
  Non-voting common stock, par value $0.0005 per share;
    32,000,000 shares authorized at December 31, 1999,
    eliminated in June, 2000; 32,000,000 shares issued and
    outstanding at December 31, 1999........................             --         16,000
  Additional paid-in-capital................................    171,770,566     17,428,425
  Accumulated deficit.......................................    (48,625,598)    (1,987,091)
                                                               ------------    -----------
    Total stockholders' equity..............................    123,176,740     15,477,760
                                                               ------------    -----------
      Total liabilities and stockholders' equity............   $406,094,935    $30,191,410
                                                               ============    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        UBIQUITEL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 YEAR ENDED
                                                                DECEMBER 31,         FOR THE PERIOD
                                                                    2000             FROM INCEPTION
                                                              (AS RESTATED--SEE   (SEPTEMBER 29, 1999)
                                                                  NOTE 18)        TO DECEMBER 31, 1999
                                                              -----------------   --------------------
REVENUES:
  Service revenue...........................................    $  8,853,425           $        --
  Revenue from sale of handsets.............................         429,129                    --
                                                                ------------           -----------
    Total revenues..........................................       9,282,554                    --
COSTS AND EXPENSES:
  Cost of service and operations (exclusive of depreciation
    as shown separately below)..............................       9,226,075                    --
  Cost of products sold.....................................       1,692,822                    --
  Selling and marketing.....................................       4,165,539                    --
  General and administrative expenses excluding non-cash
    compensation charges....................................       7,468,380               554,430
  Non-cash compensation for general and administrative
    matters.................................................         491,400             1,394,729
  Depreciation and amortization.............................       3,133,936                    --
                                                                ------------           -----------
      Total costs and expenses..............................      26,178,152             1,949,159
OPERATING LOSS..............................................     (16,895,598)           (1,949,159)
INTEREST INCOME.............................................      12,846,217                    --
INTEREST EXPENSE............................................     (23,770,535)              (28,902)
                                                                ------------           -----------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED STOCK
  DIVIDENDS.................................................     (27,819,916)           (1,978,061)
LESS: PREFERRED STOCK DIVIDENDS PLUS ACCRETION..............     (14,600,914)               (9,030)
                                                                ------------           -----------
LOSS BEFORE EXTRAORDINARY ITEM, NET OF INCOME TAXES.........     (42,420,830)           (1,987,091)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT, NET OF $0
  TAX BENEFIT...............................................      (4,217,677)                   --
                                                                ------------           -----------
NET LOSS....................................................    $(46,638,507)          $(1,987,091)
                                                                ============           ===========
PRO FORMA BASIC AND FULLY DILUTED NET LOSS PER SHARE OF
  COMMON STOCK:
  Loss before extraordinary item............................    $      (0.77)          $     (0.04)
  Extraordinary item........................................           (0.07)                   --
                                                                ------------           -----------
  Net Loss..................................................    $      (0.84)          $     (0.04)
                                                                ============           ===========
PRO FORMA BASIC AND FULLY DILUTED WEIGHTED-AVERAGE
  OUTSTANDING COMMON SHARES.................................      55,603,799            50,263,604
                                                                ============           ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        UBIQUITEL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 YEAR ENDED           FOR THE PERIOD
                                                              DECEMBER 31, 2000       FROM INCEPTION
                                                              (AS RESTATED--SEE   (SEPTEMBER 29, 1999) TO
                                                                  NOTE 18)           DECEMBER 31, 1999
                                                              -----------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock
  dividends.................................................    $ (27,819,916)          $(1,978,061)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred financing costs..................        2,225,326                18,381
  Amortization of intangible assets.........................        1,104,609                    --
  Depreciation..............................................        2,029,327                    --
  Interest accrued on senior debt...........................       15,781,888                    --
  Non-cash compensation from stock options granted to
    employees...............................................          491,400             1,394,729
Changes in operating assets and liabilities exclusive of
  acquisitions and capital expenditures:
  Accounts receivable.......................................         (785,577)                   --
  Inventory.................................................         (828,625)                   --
  Prepaid expenses and other assets.........................       (3,207,328)              (35,636)
  Accounts payable and accrued expenses.....................        4,911,676               384,055
                                                                -------------           -----------
    Net cash used in operating activities...................       (6,097,220)             (216,532)
                                                                -------------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (83,061,356)              (10,400)
  Other acquisitions........................................       (3,506,325)                   --
  Purchase of Spokane market................................      (35,506,694)                   --
  Change in restricted cash.................................     (105,000,000)                   --
                                                                -------------           -----------
    Net cash used in investing activities...................     (227,074,375)              (10,400)
                                                                -------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior subordinated discount
    notes and detachable warrants...........................      152,277,000                    --
  Repayment and proceeds from senior subordinated note and
    detachable warrant......................................       (8,000,000)            8,000,000
  Drawings under senior secured credit facility.............      105,000,000                    --
  Financing costs...........................................      (13,012,197)             (734,000)
  Capital lease payments....................................          (61,207)                   --
  Proceeds from issuance of convertible preferred stock
    subsequently converted to common stock..................       25,000,000            17,008,500
  Preferred dividend payment................................       (1,007,684)                   --
  Warrants exercised........................................           24,891                    --
  Proceeds from issuance of common stock....................      106,240,000                19,417
  Offering costs............................................       (9,542,430)             (107,795)
                                                                -------------           -----------
    Net cash provided by financing activities...............      356,918,373            24,186,122
                                                                -------------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      123,746,778            23,959,190
CASH AND CASH EQUIVALENTS, beginning of period..............       23,959,190                    --
                                                                -------------           -----------
CASH AND CASH EQUIVALENTS, end of period....................    $ 147,705,968           $23,959,190
                                                                =============           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................    $   9,380,321           $        --
  Cash paid for income taxes................................               --                    --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Network assets acquired but not paid......................       17,281,182             4,075,542
  Extraordinary item-early extinguishment of debt...........        4,217,677                    --
  Preferred stock accretion.................................       13,592,874                 9,030
  Deferred financing costs incurred but not paid............               --               625,000


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        UBIQUITEL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                           (AS RESTATED--SEE NOTE 18)



                                         CONVERTIBLE
                                       PREFERRED STOCK            COMMON STOCK         ADDITIONAL                       TOTAL
                                    ----------------------   ----------------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                      SHARES       AMOUNT      SHARES       AMOUNT      CAPITAL        DEFICIT         EQUITY
                                    -----------   --------   -----------   --------   ------------   ------------   -------------
BALANCE, at inception
  (September 29, 1999)............           --   $     --            --   $     --   $         --   $        --    $         --
  Issuance of non-voting common
    stock.........................           --         --     6,834,000      3,417             --            --           3,417
  Issuance of non-voting common
    stock.........................           --         --    32,000,000     16,000             --            --          16,000
  Issuance of convertible
    preferred stock, net of
    offering costs................   17,008,500     17,009            --         --     15,294,936            --      15,311,945
  Equity participation
    compensation expense..........           --         --            --         --      1,394,729            --       1,394,729
  Equity participation
    non-employees.................           --         --            --         --        738,760            --         738,760
  Net loss........................           --         --            --         --             --    (1,987,091)     (1,987,091)
                                    -----------   --------   -----------   --------   ------------   ------------   ------------
BALANCE, December 31, 1999........   17,008,500   $ 17,009    38,834,000   $ 19,417   $ 17,428,425   $(1,987,091)   $ 15,477,760
  Issuance of Series B convertible
    preferred stock plus
    accretion.....................    2,110,347      2,110            --         --     37,984,136            --      37,986,246
  Amortization of deferred stock
    compensation expense granted
    to employees for general and
    administrative matters........           --         --            --         --        491,400            --         491,400
  Issuance of warrants for senior
    subordinated discount note....           --         --            --         --     16,301,463            --      16,301,463
  Issuance of common stock........           --         --    13,280,000      6,640     96,722,702            --      96,729,342
  Cancellation of non-voting
    common stock..................           --         --   (32,000,000)   (16,000)        16,000            --              --
  Conversion of preferred stock to
    common stock..................  (19,118,847)   (19,119)   38,237,694     19,119             --            --              --
  Issuance of common stock to
    shareholders under the
    anti-dilution clause..........           --         --       213,760        107        615,909            --         616,016
  Exercise of detachable warrants
    attached to senior
    subordinated discount note....           --         --     4,978,150      2,489      2,210,531            --       2,213,020
  Net loss........................           --         --            --         --             --   (46,638,507)    (46,638,507)
                                    ===========   ========   ===========   ========   ============   ============   ============
BALANCE, December 31, 2000........           --   $     --    63,543,604   $ 31,772   $171,770,566   $(48,625,598)  $123,176,740
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


    Revenues from sale of handsets consist of proceeds from sales of handsets and accessories and are recorded at the time of the sale. This represents a separate earnings process. For the year ended December 31, 2000 and for the period from inception to December 31, 1999, revenues from sale of handsets totaled $703,198 and $0, respectively.



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

to as LIBOR, plus 4.25% for the revolving loans and term loan B, and plus 3.75% for the term loan A. In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility.


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


    UbiquiTel has fully and unconditionally guaranteed UbiquiTel Operating Company's obligations under the senior subordinated discount notes. UbiquiTel has no operations separate from its investment in UbiquiTel Operating Company. Separate financial statements and other disclosures related to UbiquiTel Operating Company as issuer of the debt are not provided because management has determined that such information is not material to investors.


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


    On February 25, 2000, DLJ Merchant Banking Partners II, L.P., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, one of the Company's underwriters in its IPO and a predecessor to Credit Suisse First Boston Corporation ("CSFB"), entered into a securities purchase agreement whereby it purchased 2,110,347 shares of 7% convertible Series B preferred stock at a purchase price of $11.84 per share, or $25 million in the aggregate. Each share of Series B preferred stock was convertible at any time after the date of issuance into common stock at the then effective conversion rate. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features," upon issuance of the Series B preferred stock, the Company had a beneficial conversion resulting in a discount of $12,986,246, which was recognized as a dividend to the preferred shareholder during the year ended December 31, 2000. Upon the closing of the IPO in June 2000, all outstanding shares of Series B preferred stock were converted into shares of common stock at the then effective conversion rate.

                        UBIQUITEL INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY (CONTINUED)
DIVIDENDS

    Holders of Series A and B preferred stock were entitled to receive cumulative dividends at a rate of 7% per annum out of the assets of the Company. The cumulative accrued dividends of $1,007,684 were paid in June 2000 concurrent with the conversion of preferred stock to common stock.


    The discount of $12,986,246 resulting from the allocation of the proceeds from the Series B preferred stock to the beneficial conversion feature was included in preferred stock dividends for the year ended December 31, 2000.


7. WARRANTS


    At December 31, 2000, the Company had outstanding warrants to purchase an aggregate of 4,813,987 shares of common stock, including warrants to purchase 3,579,000 shares issued in connection with the 14% senior subordinated discount notes. These warrants, which are detachable, are exercisable at any time after April 15, 2001 at $11.37 per share and have a ten-year life. Warrants to purchase 86,183 shares of common stock at an exercise price of $8.00 per share were issued to CSFB in connection with the senior subordinated discount notes offering and are exercisable after June 12, 2001 and have a four-year life. Warrants to purchase 1,148,804 shares of common stock were issued to Paribas in connection with the $25.0 million credit facility. These warrants are exercisable at $0.005 per share and have a ten-year life. Holders of the Paribas warrants are entitled to dividends that are paid with respect to the common stock even if the warrants have not yet been exercised.


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

                        UBIQUITEL INC. AND SUBSIDIARIES

8. STOCK OPTION PLAN (CONTINUED)
    In January 2000, the board of directors and shareholders of the Company approved the 2000 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract, retain and reward key employees, consultants and non-employee directors. A committee consisting of members from the board of directors administers the Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Plan. The Plan authorized up to 4,080,000 shares of common stock for issuance under the Plan and does not include awards paid in cash. During the year ended December 31, 2000, the committee granted 1,233,500 stock options to various employees vesting over four years and a non-employee director vesting over three years under the Plan.

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

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option grants to employees and directors. Except for the 260,000 options grants discussed above, no compensation cost has been recognized related to such grants in the accompanying statements of operations for the year ended December 31, 2000 and for the period from inception through December 31, 1999. Had compensation cost for these grants been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted loss per share at

                        UBIQUITEL INC. AND SUBSIDIARIES

8. STOCK OPTION PLAN (CONTINUED)
December 31, 2000 and December 31, 1999 would have increased as indicated in the following pro forma amounts:


                                                    DECEMBER 31,   DECEMBER 31,
                                                        2000           1999
                                                    ------------   ------------
Net loss:
  As reported.....................................  $(46,638,507)  $(1,987,091)
  Pro forma.......................................  $(47,395,967)  $(2,005,033)
Pro forma basic and diluted loss per share:
  As reported.....................................  $      (0.84)  $     (0.04)
  Pro forma.......................................  $      (0.85)  $     (0.04)


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

9. INCOME TAXES

    Income tax expense (benefit) for the year ended December 31, 2000 and for the period from inception to December 31, 1999 differed from the amount computed by applying the statutory federal income tax rate of 34% to the loss recorded as a result of the following:


                                                     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2000           1999
                                                    ------------   ------------
Computed "expected" tax expense...................  $(15,800,559)    $(675,611)
State tax, net of federal benefit.................      (728,527)      (43,716)
Other.............................................       183,394       508,161
Change in valuation allowance.....................    16,345,692       211,166
                                                    ------------     ---------
Total income tax expense (benefit)................  $          0     $       0


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

                        UBIQUITEL INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    Net deferred tax asset consisted of the following amounts of deferred tax assets and liabilities as of December 31, 2000 and December 31, 1999:


                                                               2000         1999
                                                            -----------   --------
Deferred tax asset........................................  $16,556,858      --
Less: Valuation allowance for deferred tax assets.........  $16,556,858      --
                                                            -----------     ---
    Net deferred tax asset................................          -0-     -0-


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

11. DEFERRED FINANCING COSTS

    During 1999, the Company incurred fees of $320,000 and $1,809,023 to secure commitments from lenders related to the 12% senior subordinated note and the $25.0 million credit facility, respectively. On March 31, 2000, the Company replaced the old $25.0 million facility with a new $250.0 million

                        UBIQUITEL INC. AND SUBSIDIARIES

11. DEFERRED FINANCING COSTS (CONTINUED) senior secured credit facility (See Note 5). An amount of $1,722,879 related to the extinguishment of the old facility was expensed as an extraordinary item during the year. Costs to secure the new facility of $7,056,168 are included in deferred financing and will be amortized on a straight-line basis over the term of the new facility.

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

    The acquisition has been accounted for as a purchase and, accordingly, the results are included in the consolidated financial statements of the Company since the date of the acquisition. The following unaudited pro forma financial information assumes the acquisition has occurred as of January 1, 2000 and as of January 1, 1999:


                                                       2000           1999
                                                   ------------   ------------
Net service revenue..............................  $ 10,266,541   $  4,761,949

Net loss.........................................   (47,988,569)   (10,298,532)

Net loss per share from continuing operations....  $      (0.79)  $      (0.20)


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


17. SUPPLEMENTARY FINANCIAL INFORMATION



    UbiquiTel's selected quarterly financial results of operations (unaudited) for each full quarter for fiscal year 2000 and the period from inception (September 29, 1999) to December 31, 1999 are as follows:



                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                   ---------   --------   -------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Total revenues.................................  $     69    $  2,232      $ 3,251        $  3,731
  Operating loss.................................      (957)     (2,771)      (4,722)         (8,527)
  Net loss.......................................   (16,096)    (11,316)      (7,586)        (11,640)
  Basic and diluted earnings per share...........  $  (0.32)   $  (0.22)     $ (0.12)       $  (0.19)

1999
  Total revenues.................................  $     --    $     --      $    --        $     --
  Operating loss.................................        --          --           --          (1,949)
  Net loss.......................................        --          --           --          (1,987)
  Basic and diluted earnings per share...........  $     --    $     --      $    --        $   0.04



    The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

                        UBIQUITEL INC. AND SUBSIDIARIES

18. RESTATEMENT OF FINANCIAL STATEMENTS



    On July 10, 2001, the Company revised its consolidated financial statements for the year ended December 31, 2000 to increase the preferred stock dividends plus accretion by $4,220,246. This correction of an error had no impact on the Company's assets or total stockholders' equity and it resulted in a corresponding decrease and increase to additional paid-in-capital and accumulated deficit, respectively. The change had no impact on loss before extraordinary item and preferred stock dividends and increased the loss before extraordinary item, net of income taxes and net loss by $4,220,246. The change increased the net loss per share and the net loss before extraordinary item per share for the year ended December 31, 2000 by $0.08 per share. The change had no impact on the Company's cash flows. The $8,766,000 originally recorded as a beneficial conversion in the consolidated financial statements for the year ended December 31, 2000 incorrectly assumed an $8.00 market value per share. The revision assumes a $9.00 market value per share of common stock.

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